Form 10-K
period 2005-12-31
WaMu Mortgage Pass-Through Certificates, Series 2005-AR17
filed 2006-03-30
CIK 1347345

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     for the transition period from       to



              Commission File Number 333-123034-07

                           WAMU ASSET ACCEPTANCE CORP.
             (Exact name of Registrant as specified in its charter)

             Delaware                            20-2258610
 (State or other jurisdiction of    (I.R.S. Employer Identification No.)
          incorporation

                          1201 THIRD AVENUE, WMT 1706A
                            SEATTLE, WASHINGTON 98101
                                 (206) 554-8838
       (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)


           WaMu Mortgage Pass-Through Certificates, Series 2005-AR17

     ---------------------------------------------------------------------
            (Title of each class of securities covered by this Form)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes [ ] No [X]

Indicate by checkmark if the registrant not required to file reports pursuant to to Section 13 or Section 15(d) of the Act: Yes [ ] No [X]


Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] (as such reporting obligations are modified as set forth in J.P. Morgan Mortgage Pass-Through Corporation, SEC No-Action Letter, March 31, 1989, in reliance upon which the registrant is filing this modified report).

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] Not applicable.

         Indicate by checkmark whether the registrant is a large accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [  ]
Accelerated Filer [  ]
Non-accelerated Filer [X]

     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act). [ ] Yes [X] No


     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: None.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: Not applicable.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's Reports on Form 8-K concerning the registrant's WaMu Mortgage Pass-Through Certificates, Series 2005-AR17 issued pursuant to the Pooling and Servicing Agreement dated as of December 1, 2005(the "Pooling Agreement") and registered pursuant to a registration statement on Form S-3 (File No. 333-123034) (such mortgage pass-through certificates, the "Certificates"), are incorporated by reference as set forth in Part IV, Item 15. Capitalized terms used herein but not otherwise defined shall have the meanings assigned to them in the Pooling Agreement.




                                     Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report.

     1. Not applicable.

     2. Not applicable.

     3. Not applicable.

(b) Exhibits required by Item 601


Exhibit No.   Description

31            Rule 13a-14(d) Certification

99.1          Officer's Certificate regarding
              Annual Statement of Compliance of
              Washington Mutual Bank, dated March 1, 2006

99.2 Report of Independent Registered Public Accounting Firm on Management's Assertion Concerning Compliance with
              Washington Mutual Bank's Minimum Servicing Standards as of and for the year ended December 31, 2005 (incorporated by reference to the designated exhibit included in the registrant's
              Current Report on Form 8-K, filed on March 30, 2006,
              (SEC File No. 333-123034))


     The registrant filed Current Reports on Form 8-K that described distributions made to Certificateholders on the Distribution Date occurring in the month preceding the month in which such Current Report on Form 8-K was filed and also provided certain information regarding delinquent Mortgage Loans and credit enhancements as of such Distribution Date. Such Current Reports on Form 8-K are incorporated by reference herein, as follows:


WaMu Mortgage Pass-Through Certificates, Series
2005-AR17


EVENT REPORTED
Monthly Distribution Report sent to
holders of the Certificates for           Date Distribution Report
payments made in:                         Filed on Form 8-K:
-----------------                         ------------------



No distribution reports filed on Form 8-K in 2005

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 2006      WAMU ASSET ACCEPTANCE CORP.


                            By: /s/ Thomas G. Lehmann
                                -------------------------------------
                               Thomas G. Lehmann,
                                First Vice President